Form 10QSB
period 2006-06-30
Blackmont Resources Inc.
filed 2007-04-30
CIK 1369121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

|_|	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period __________ to __________

Commission File Number: 333-135882

BLACKMONT RESOURCES INC.
(Exact name of small business Issuer as specified in its charter)

Nevada	98-04994005
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

609-475 Howe Street Vancouver, British Columbia V6C 2B3
(Address of principal executive offices)

Issuer's telephone number, including area code: (604) 682-1643

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,000,000 Shares of Common Stock, $0.001 par value, outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one):

Yes |_| No |X|

PART 1. FINANCIAL INFORMATION

BLACKMONT RESOURCES INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
 PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Blackmont Resources Inc
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Blackmont Resources Inc. (A Development Stage Co.) as of June 30, 2006, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Blackmont Resources Inc. (A Development Stage Co.).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred a net (loss) of ($8,755) for the period from April 7, 2006 (inception) to June 30, 2006 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 17, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BLACKMONT RESOURCES INC.
(An exploration stage company)

Balance Sheet

	As of
	June 30, 2006	May 31, 2006
		(Audited)
ASSETS
Current Assets
Cash and Equivalents	-	-
Total Current Assets	-	-

Fixed Assets
Total Fixed Assets	0	0

Total Assets	0	0

LIABILITIES
Current Liabilities	0	0
Accounts payable	3,755	3,755
Total Current Liabilities	3,755	3,755

Long term Liabilities	0	0

Total Liabilities	3,755	3,755

EQUITY
75,000,000 Common Shares Authorized, 5,000,000 Shares Issued at Founders, @ $0.001 Per Share	5,000	5,000
Retained Earnings (Loss)	(8,755)	(8,755)
Total Stockholders Equity	(3,755)	(3,755)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.
(An exploration stage company)
Income Statement
(Un-audited)
From Inception ( April 7, 2006) to June 30, 2006

	For the Period Ended June 30, 2006	For the Period Ended May 31, 2006
Revenue		(Audited)

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	5,000	5,000
Accounting & Legal Fees	3000	3000
Incorporation	755	755
Total Expenses	8,755	8,755

Net Income (Loss)	(8,755)	(8,755)

Basic & Diluted (Loss) per Share	(0.002)	(0.002)

Weighted Average Number of Shares	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.

STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
(Un-audited)
From Inception ( April 7, 2006) to June 30, 2006

				Deficit Accumulated During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders at $0.001 per share	5,000,000	5,000			5,000

Net (Loss) for period				(8,755)	(8,755)
Balance, June 30, 2006	5,000,000	5,000	0	(8,755)	(3,755)

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.
(An exploration stage company)
Statement of Cash Flows
(Un-audited)
From Inception ( April 7, 2006) to June 30, 2006

	For the Period Ended June 30, 2006	For the Period Ended May 31, 2006
Cash Flow From Operating Activities		(Audited )
Net Income (Loss)	(8,755)	(8,755)
Accounts Payable	3,755	3,755
Net Cash from Operating Activities	(5,000)	(5,000)

Net Cash After Operating Activities.	(5,000)	(5,000)

Cash Flow From Investing Activities	0	0
Net Cash from Financing Activities	0	0

Net Cash after Operating and Financial Activities	(5,000)	(5,000)

Cash Flow from Financing Activities
5,000,000 Common Shares Issued at Founders @ $0.001 Per Share	5,000	5,000
Additional Paid-in Capital	-	-
Net Cash from Investing Activities	5,000	5,000

Net Cash After Operating, Financial and Investing Activities.	0	0

Cash at Beginning of Period	0	0
Cash at end of Period	0	0

The accompanying notes are an integral part of these financial statements.

2

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on April 7, 2006.

The Company is engaged in the exploration of copper. Efforts to date have focused on the Oyster Gold property.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c. Income Taxes

The Company prepares its tax returns on the accrual basis. The Company has elected to file its taxes as a Limited Liability Company, whereby its profits and losses are passed through to its members. Accordingly, the Company does not pay or accrue income taxes. Also, the Company does not record an asset for the value of its net operating loss carry forwards.

d. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.  Assets

The Company holds no assets as of June 30, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property

During the period from inception (April 7, 2006) to June 30, 2006, the Company purchased mining claims located in the Oyster Gold property, covering approximately 2.5 square kilometers of mineral title (10 cell units) located on Mount Washington, near Courtenay, BC.

The anticipated costs of this development are presented in three results-contingent stages.

Phase 1
Reconnaissance geological mapping, prospecting and rock sampling for an estimated cost of $25,000.

Phase 2
Detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP survey, establish drill and trenching targets for an estimated cost of $75,000.

Phase 3
1000 metres of diamond drilling including geological supervision, assays, report and other ancillary costs for $100,000, totalling $250,000

f.  Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of June 30, 2006 and has paid expenses for $8,755 during the same period, $755 representing incorporation costs and $5,000 in recognition of an impairment loss for the mineral claims, and $3,000 for audit fees.

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

	For the Period Ended June 30, 2006	For the Period Ended May 31, 2006
Revenue		(Audited)

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	5,000	5,000
Accounting & Legal Fees	3000	3000
Incorporation	755	755
Total Expenses	8,755	8,755

Net Income (Loss)	(8,755)	(8,755)

g.  Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the Period Ended June 30, 2006	For the Period Ended May 31, 2006
Net Income (Loss)	(8,755)	(8,755)

Basic & Diluted (Loss) per Share	(0.002)	(0.002)

Weighted Average Number of Shares	5,000,000	5,000,000

h. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

June 30
2006
ASSETS
Current Assets
Cash	0
Total Current Assets	0

i. Liabilities

Current liabilities for the company include accounts payable of $755 as of April 30, 2006.

June 30
2006
LIABILITIES
Current Liabilities
Account Payables	755
Total Current Liabilities	755

Long term Liabilities	0

Total Liabilities	755

The company holds no long-term liabilities as of June 30, 2006.

j. Un-audited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial
Statements and notes thereto included in the Company's May 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2006 are not necessarily indicative of the operating results for the full years.

k. Share Capital

a)  Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

As of June 30, 2006, there are Five Million (5,000,000) shares issued and outstanding at a value of $0.001 per share.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($8,755) for the period from April 7, 2006 (inception) to June 30, 2006 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Blackmont Resource Inc. 's (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Blackmont Resources Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

Overview.

Blackmont Resources Inc. (“Blackmont” or the “Company”) was organized under the laws of the State of Nevada on April 7, 2006, to explore mining claims and property in North America.

Our property, known as the Oyster Gold Property, is located approximately 22 kilometers northwest of the town of Courtney on Vancouver Island, BC. The Oyster Gold Property comprises 2.5 square kilometers of mineral title contained in 10 cell units.

We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer."

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. A "blank check company" is defined by securities laws as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Results of Operations for the period ended June 30, 2006.

The accompanying financial statements show that the Company has incurred a net loss of $8,755 for the period from April 7, 2006 (inception) to June 30, 2006 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Financial Condition.

Net cash used in operating activities was $8,755 for the period ended June 30, 2006. At June 30, 2006, we had an accumulated deficit of $8,755.

From our inception on April 7, 2006 to the end of the period June 30, 2006, net cash provided by investing activities totaled $5,000. The $5,000 in net cash was derived from the issuance of common stock. For the period ended June 30, 2006, net cash was used in the purchase of Blackmont’s Oyster Gold property.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve months. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Off-Balance Sheet Arrangements.
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation.

In the opinion of management, inflation has not had a material effect on our operations.

Consultants.

The Company currently has no stock option plan.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks.

We do not own, either legally or beneficially, any patent or trademark.

Registration Statement.

In July of 2006, we filed a SB-1 with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b-2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act.

Holders of Our Common Stock.

As of June 30th, 2006, we had 1 registered stockholder(s) holding 5,000,000 shares of our common stock.

Dividends.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Description of Property.

We currently do not own any property. Our principal office is located at 609-475 Howe Street Vancouver, British Columbia V6C 2B3.

ITEM 3. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

a) In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes In Internal Controls.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30th, 2006.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(1) Filed with the SEC as an exhibit to our Form sb-1 Registration Statement originally filed on July 20, 2006.

Reports on Form 8-K.

No 8K forms have been filed to date.

Signatures.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKMONT RESOURCES INC.

Date: April 24, 2007	By:	/s/ LORNE CHOMOS
Lorne Chomos
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)

SIGNATURE	TITLE	DATE
/s/ LORNE CHOMOS Lorne Chomos	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)	April 24, 2007