Form 10QSB
period 2006-09-30
Blackmont Resources Inc.
filed 2007-04-30
CIK 1369121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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

|X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,000,000 Shares of Common Stock, $0.001 par value, outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes

|_| No |X|

PART 1. FINANCIAL INFORMATION

BLACKMONT RESOURCES INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)
(Stated in U.S. Dollars)

 MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
 PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Blackmont Resources Inc
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Blackmont Resources Inc. (A Development Stage Co.) as of September 30, 2006, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Blackmont Resources Inc. (A Development Stage Co.).

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred a net (loss) of ($9,394) for the period from April 7, 2006 (inception) to September 30, 2006 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 17, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BLACKMONT RESOURCES INC.
(An exploration stage company)
Balance Sheet

	As of
	September 30, 2006	May 31, 2006
		(Audited)
ASSETS
Current Assets
Cash and Equivalents	0	0
Total Current Assets	0	0

Fixed Assets
Total Fixed Assets	0	0

Total Assets	0	0

LIABILITIES
Current Liabilities	0	0
Accounts Payable	4,394	3,755
Total Current Liabilities	4,394	3,755

Long term Liabilities	0	0

Total Liabilities	4,394	3,755

EQUITY
75,000,000 Common Shares Authorized, 5,000,000 Shares Issued at Founders, @ $0.001 Per Share	5,000	5,000
Retained Earnings (Loss)	(9,394)	(8,755)
Total Stockholders Equity	(4,394)	(3,755)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	0	0

The accompanying notes are an integral part of these financial statements.

2

BLACKMONT RESOURCES INC.
(An exploration stage company)
Income Statement
(Un-audited)
From Inception ( April 7, 2006) to September 30, 2006

	For the three months ended September 30,	From inception (April 7, 2006) to September 30,
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	5,000
Accounting & Legal Fees	0	3000
Professional Fees	639	639
Incorporation		755
Total Expenses	639	9,394

Net Income (Loss)	(639)	(9,394)

Basic & Diluted (Loss) per Share	(0.000)	(0.002)

Weighted Average Number of Shares	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.
STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
(Un-audited)
From Inception ( April 7, 2006) to September 30, 2006

				Deficit Accumulated
	Common Stock		Paid in	During Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders at $0.001 per share	5,000,000	50,000			50,000

Net (Loss) for period				(9,394)	(9,394)
Balance, September 30, 2006	5,000,000	50,000	0	(9,394)	40,606

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.
(An exploration stage company)
Statement of Cash Flows
(Un-audited)
From Inception ( April 7, 2006) to September 30, 2006

	For the three months ended September 30, 2006	From inception (April 7, 2006) to September 30, 2006
Cash Flow From Operating Activities
Net Income (Loss)	(639)	(9,394)
Accounts Payable	639	4,394
Net Cash from Operating Activities	-	(5,000)

Net CashAfter Operating Activities.	-	(5,000)

Cash Flow From Investing Activities	0	0
Net Cash from Financing Activities	0	0

Net Cash after Operating and Financial Activities	-	(5,000)

Cash Flow from Financing Activities
5,000,000 Common Shares Issued at Founders @ $0.001 Per Share	-	5,000
Net Cash from Investing Activities		5,000

Net Cash After Operating, Financial and Investing Activities.	-	-

Cash at Beginning of Period	-	-
Cash at end of Period	-	-

The accompanying notes are an integral part of these financial statements

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

e.  Assets

The Company’s holds no assets as of September 30, 2006.

Mineral Property

During the period from inception (April 7, 2006) to September 30, 2006, the Company owned mining claims located in the Oyster Gold property, covering approximately 2.5 square kilometers of mineral title (10 cell units) located on Mount Washington, near Courtenay, BC.

The anticipated costs of development of this property are presented in three results-contingent stages.

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

Phase 3
1000 metres of diamond drilling including geological supervision, assays, report and other ancillary costs for $100,000, totalling $250,000

f.  Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of September 30, 2006 and has paid expenses for $9,394 during the same period, $1,394 representing incorporation costs and professional fees and $5,000 in recognition of an impairment loss for the mineral claims and 3,000 for the Audit.

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

	For the three months ended September 30,	From inception (May 11, 2006) to September 30,
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	5,000
Accounting & Legal Fees	0	3000
Professional Fees	639	639
Incorporation	0	755
Total Expenses	639	9,394

Net Income (Loss)	(639)	(9,394)

g.  Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

The computation of basic income (loss) per share is based on the weighted average number of shares outstanding during the periods covered by the financial statements. Diluted income per shares units is equal to the basic income per unit as there are no potentially dilutive shares outstanding.

	For the three months ended September 30,	From inception (April 7, 2006) to September 30,
Net Income (Loss)	(639)	(9,394)

Basic & Diluted (Loss) per Share	(0.000)	(0.002)

Weighted Average Number of Shares	5,000,000	5,000,000

h. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

i. Liabilities

Current liabilities for the company include accounts payable of $4,394 as of September 30, 2006.

	As of
	September 30, 2006	May 31, 2006
		(Audited)
LIABILITIES
Current Liabilities	0	0
Accounts Payable	4,394	3,755
Total Current Liabilities	4,394	3,755

Long term Liabilities	0	0

Total Liabilities	4,394	3,755

The company holds no long-term liabilities as of September 30, 2006.

j. Un-audited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial
Statements and notes thereto included in the Company's May 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2006 are not necessarily indicative of the operating results for the full years.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($9,394) for the period from April 7, 2006 (inception) to September 30, 2006 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Blackmont Resources Inc. 's (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Our property, known as the Oyster Gold Property, is located approximately 22 kilometers northwest of the town of Courtenay on Vancouver Island, BC. The Oyster Gold Property comprises 2.5 square kilometers of mineral title contained in 10 cell units.

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

Results of Operations for the period ended September 30, 2006.

The accompanying financial statements show that the Company has incurred a net loss of $9,394 for the period from April 7, 2006 (inception) to September 30, 2006 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Financial Condition.

Net cash used in operating activities was $5000 for the period ended September 30, 2006. At September 30, 2006, we had an accumulated deficit of $9,394.

From our inception on April 7, 2006 to the end of the period September 30, 2006, net cash provided by investing activities totaled $5,000. The $5,000 in net cash was derived from the issuance of common stock. For the period ended September 30, 2006, net cash was used in the purchase of Blackmont’s Oyster Gold property.

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

Off-Balance Sheet Arrangements.

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material tostockholders.

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

Holders of Our Common Stock.

As of September 30th, 2006, we had 1 registered stockholder(s) holding 5,000,000 shares of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

a) In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending September 30th, 2006.

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

SIGNATURE	TITLE	DATE

/s/ LORNE CHOMOS Lorne Chomos	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)	Date: April 24, 2007