Form 10KSB
period 2006-12-31
Blackmont Resources Inc.
filed 2007-04-30
CIK 1369121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended : December 31, 2006

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 333-135882

BLACKMONT RESOURCES INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-04994005 (I.R.S. Employer Identification No.)

609-475 Howe Street Vancouver, B.C. (Address of principal executive offices)	V6C 2B3 (Zip Code)

Issuer’s telephone Number: Tel: 604-682-1643

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Issuer's revenue for its fiscal year ended December 31, 2006 is: Nil.

As of December 31, 2006, there were outstanding 5,000,000 shares of common stock, 0.001 par value per share.

TABLE OF CONTENTS

	PART I	PAGE

ITEM 1.	Description of Business.	3
ITEM 2.	Description of Property.	14
ITEM 3.	Legal Proceedings.	14
ITEM 4.	Submission of Matters to a Vote of Security Holders.	14

	PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters.	14
ITEM 6.	Management’s Discussion and Analysis or Plan of Operations.	17
ITEM 7.	Financials Statements.	21
ITEM 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.	21
ITEM 8A.	Controls and Procedures.	21

	PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.	22
ITEM 10.	Executive Compensation.	24
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.	26
ITEM 12.	Certain Relationships and Related Transactions, and Director Independence.	27
ITEM 13.	Exhibits.	29
ITEM 14.	Principal Accounting Fees and Services.	20

Signatures		32

ITEM 1. DESCRIPTION OF BUSINESS

Information Regarding Forward Looking Statements

Blackmont Resources Inc. (the "Company" or "we" or “us” or "our") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-KSB (the “Annual Report”) that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management;
2. Our ability to successfully engage in mineral exploration activities;
3. The intensity of competition;
4. Fluctuations in the price of gold and other minerals;
5. Regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
6. General economic conditions.

Organizational History

We were incorporated in the State of Nevada on April 7, 2006, to operate as a developmental stage company engaged in the business of exploring mining claims in the Province of British Columbia, Canada.

Our headquarters are located at 609 - 475 Howe Street Vancouver, B.C. V6C 2B3 Tel: 604-682-1643.

Overview

We are a developmental stage company engaged in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. The Company has staked two mineral claims containing 10 cell claim units that total 208.637 hectares. We refer to these mining claims as the Oyster Gold claims (“Oyster” and “Oyster Gold”). We purchased the Oyster Gold claims on February 15, 2006.

We have not earned any revenues to date. We plan to earn revenues from sales of any discovered gold, minerals, mineral deposits and reserves. We do not anticipate earning revenues until such time as we commercially exploit the mineral deposits or reserves located on the property, if any. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan.

We have elected a fiscal year end of December 31.

Business Overview

Glossary of Mining Terms

Archean
Of or belonging to the earlier of the two divisions of Precambrian time, from approximately 3.8 to 2.5 billion years ago, marked by an atmosphere with little free oxygen, the formation of the first rocks and oceans, and the development of unicellular life. Of or relating to the oldest known rocks, those of the Precambrian Eon, that are predominantly igneous in composition.

Assaying	Laboratory examination that determines the content or proportion of a specific metal (i.e.: gold) contained within a sample. Technique usually involves firing/smelting.

Conglomerate
A coarse-grained clastic sedimentary rock, composed of rounded to subangular fragments larger than 2 mm in diameter (granules, pebbles, cobbles, boulders) set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica, or hardened clay; the consolidated equivalent of gravel. The rock or mineral fragments may be of varied composition and range widely in size, and are usually rounded and smoothed from transportation by water or from wave action.

Cratons	Parts of the Earth's crust that have attained stability, and have been little deformed for a prolonged period.

Development Stage
A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Dolomite Beds	Dolomite beds are associated and interbedded with limestone, commonly representing postdepositional replacement of limestone.

Doré	unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold.

Dyke or Dike	A tabular igneous intrusion that cuts across the bedding or foliation of the country rock.

Exploration Stage	An “exploration stage” prospect is one which is not in either the development or production stage.

Fault
A break in the continuity of a body of rock. It is accompanied by a movement on one side of the break or the other so that what were once parts of one continuous rock stratum or vein are now separated. The amount of displacement of the parts may range from a few inches to thousands of feet.

Feldspathic	Said of a rock or other mineral aggregate containing feldspar.

Fold	a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

Foliation	A general term for a planar arrangement of textural or structural features in any type of rock; esp., the planar structure that results from flattening of the constituent grains of a metamorphic rock.

Formation	a distinct layer of sedimentary rock of similar composition.

Gabbro
A group of dark-colored, basic intrusive igneous rocks composed principally of basic plagioclase (commonly labradorite or bytownite) and clinopyroxene (augite), with or without olivine and orthopyroxene; also, any member of that group. It is the approximate intrusive equivalent of basalt. Apatite and magnetite or ilmenite are common accessory minerals.

Geochemistry	the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

Geophysicist	one who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Geotechnical	the study of ground stability.

Gneiss
A foliated rock formed by regional metamorphism, in which bands or lens-shaped strata or bodies of rock of granular minerals alternate with bands or lens-shaped strata or bodies or rock in which minerals having flaky or elongate prismatic habits predominate.

Granitic	Pertaining to or composed of granite.

Heap Leach
a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed that dissolve metals such as gold and copper; the solutions containing the metals are then collected and treated to recover the metals.

Intrusions	Masses of igneous rock that, while molten, were forced into or between other rocks.

Kimberlite	A blue/gray igneous rock that contains olivine, serpentine, calcite and silica and is the principal original environment of diamonds.

Lamproite	Dark-colored igneous rocks rich in potassium and magnesium.

Lithospere	The solid outer portion of the Earth.

Mantle	The zone of the Earth below the crust and above the core.

Mapped or Geological	the recording of geologic information such as the distribution and nature of rock

Mapping	units and the occurrence of structural features, mineral deposits, and fossil localities.

Metavolcanic	Said of partly metamorphosed volcanic rock.

Migmatite	A composite rock composed of igneous or igneous-appearing and/or metamorphic materials that are generally distinguishable megascopically.

Mineral	a naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization	a natural occurrence in rocks or soil of one or more metal yielding minerals.

Mineralized Material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Mining
Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Outcrop	that part of a geologic formation or structure that appears at the surface of the earth.

Pipes	Vertical conduits.

Plagioclase	Any of a group of feldspars containing a mixture of sodium and calcium feldspars, distinguished by their extinction angles.

Probable Reserve
The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Production Stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Proterozoic
Of or relating to the later of the two divisions of Precambrian time, from approximately 2.5 billion to 570 million years ago, marked by the buildup of oxygen and the appearance of the first multicellular eukaryotic life forms.

Reserve
The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Sedimentary	Formed by the deposition of sediment.

Shear	a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact.

Sill	A concordant sheet of igneous rock lying nearly horizontal. A sill may become a dike or vice versa.

Strike	the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

Strip	to remove overburden in order to expose ore.

Till
Generally unconsolidated matter, deposited directly by and underneath a glacier without subsequent reworking by meltwater, and consisting of a mixture of clay, silt, sand, gravel, and boulders ranging widely in size and shape.

Unconformably	Not succeeding the underlying rocks in immediate order of age or not fitting together with them as parts of a continuous whole.

Vein	a thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

Wall Rock	the rock adjacent to a vein.

Property Acquisition Details

On February 15, 2006 Blackmont Resources purchased the Oyster Gold claims for USD $5,000.

Land Status, Topography, Location, and Access

The Oyster Gold claims cover approximately 2.5 square kilometers of mineral title (10 cell units) located on Mount Washington near Courtenay, BC.

The Oyster Gold Property is located approximately 22 kilometers northwest of the town of Courtenay on Vancouver Island, BC. The property is situated on the northern flank of Mount Washington, adjacent to the Mt. Washington Mine. The property is accessed by a series of well maintained paved and gravel logging and mining roads. Seasonal accommodation is available at the nearby Mt. Washington Ski Resort. Year-round accommodations are available in Courtenay.

The property is underlain by moderate to steep topography, covered by both mature timber and clear-cut logging slash. Hemlock, fir, red and yellow cedar trees dominate the forested areas, with dense underbrush in the logging slashes and along the creeks. An average elevation of the property area would be about 1000 meters. The climate is best described overall as cool and damp, with sunny and hot summers followed by cool rainy periods in the fall and near-freezing temperatures in the winter. Substantial accumulations of snow (up to 5 meters) occur between November and early spring. The snow may persist in shaded areas until May or June. The best working season is from early June to late October.

Mining Claims

The Oyster Gold Property currently consists of two mineral claims comprised of 10 mineral claim units in total, recorded as:

BC Tenure #	Work Due Date	Staking Date	Total Area (Ha.)
510868	April 17, 2006		83.451
523020	Nov. 30, 2006		125.186

Geology of the Mineral Claims

The Oyster Gold claims are underlain by Upper Triassic Karmutsen Formation basaltic volcanics overlain by Upper Cretaceous Nanaimo Group sediments, and intruded by Oligocene Mount Washington Intrusive Suite quartz diorite and porphyritic dacite. Gold-bearing quartz-sulphide veins occur peripheral to the Oyster Breccia, a mineralized, silicified collapsed breccia pipe approximately 350 metres in diameter.

The Mount Washington area is underlain by sediments of the Upper Cretaceous Nanaimo Group (Comox Formation), which uncomfortably overlie basaltic volcanic rocks of the Upper Triassic Karmutsen Formation. Intruding both formations is an Oligocene quartz diorite stock of the Mt. Washington Intrusive Suite, dated at approximately 35 million years. Several later breccia zones follow the Karmutsen-Comox unconformity and cut all rock units. They have been interpreted as stacked thrust faults or decollements and have been mineralized by a later Tertiary epithermal gold-silver-copper-arsenic event.

The Karmutsen Formation comprises basaltic flows, pillow lavas and pillow breccias, and aquagene tuffs. A few thin intra-volcanic sedimentary intervals with limestone and volcanic conglomerate occur near the top of the formation. The intra-volcanic sequences may have localized low-angle faulting and associated mineralization related to the Tertiary era. The unconformably overlying Comox Formation of the Nanaimo Group comprises fine-grained sandstone and greywacke, with interbedded siltstone. A basal conglomerate of the Comox Formation known as the Benson Member consists of rounded clasts of Karmutsen rocks. The unconformity between Comox and Karmutsen Formations is a major focus for low-angle faulting and economic mineralization.

The Oligocene quartz diorite stock is variably porphyritic and forms the core of Mount Washington. Several sills and dikes of quartz diorite and quartz diorite porphyry are related to the stock. All formations are in turn pierced by breccia systems of various composition, size, shape and possible different ages. Breccias vary from those containing mainly monolithic intrusive clasts to those composed of predominately rounded and milled heterolithic fragments. An extrusive volcanic component has been postulated to occur concurrent with breccia pipe formation, but has not been conclusively proven.

The most extensive zones of mineralization identified are associated with continuous, gently-dipping shear structures, semi-concordant with bedding of the Comox Formation. These shear structures cut all rock types, including most breccia pipes. The mineralized structures are usually marked by development of pervasive kaolinization and silicified hanging-walls. Mineralogy of the ore zones is complex on the microscopic level, but common visible minerals include quartz, pyrite, arsenopyrite, chalcopyrite, galena, sphalerite, realgar and orpiment.

On the Oyster Gold Property, the Oyster Breccia is a roughly circular feature approximately 350 metres in diameter and is thought to be a collapse breccia. The rocks surrounding the breccia are massive and/or amygdaloidal Karmutsen basalts. Outcrops of the breccia mainly consist of Comox Formation quartzite and minor porphyritic diorite. The matrix is often vuggy, with interstices lined with crystalline quartz and filled with limonite and fine fragments of limonitic quartzite. The Pyrrhotite Creek zone is an epithermal-type structure that occurs near the southern perimeter of the Oyster Breccia. It consists of a zone of silicified and kaolinized brecciated basalt, mineralized across a maximum width of 2.5 metres and dips steeply towards the Oyster Breccia. It is interpreted to be part of a ring-fracture system developed during collapse of the breccia pipe. Mineralogy includes pyrite, arsenopyrite, chalcopyrite, realgar, orpiment, galena and sphalerite. Maximum values obtained from grab samples are 14.5 g/t Au and 31.88 g/t silver.

The McKay Breccia is a poorly-defined zone of brecciation, hosted in Karmutsen formation basalts. Vein-like massive sulphide zones up to 1 metre in width comprised of pyrite, arsenopyrite and chalcopyrite form along the eastern part of the breccia. No assay data is presently available for this area. Several narrow vein zones with similar mineralogy occur on the southern part of the property. The vein systems contain appreciable gold, but do not appear to be of potential economic size at this time. Much of this area has received only a cursory degree of prospecting and holds strong potential for new discoveries.

Exploration History and Previous Operations

The Mount Washington area has been explored for gold, copper and coal deposits since the mid-1800's. However, the Domineer gold deposit at Mount Washington was not discovered until 1940. Exploration and development work in the 1950’s outlined a significant copper-gold deposit adjacent to the Domineer, which was subsequently mined via open pit methods (in 1964-66), producing approximately 400,000 tonnes of 1.16% copper with gold and silver credits. The Oyster Gold Property area was first explored during the 1950’s, followed by geological mapping, soil geochemical surveys, and limited diamond drilling during the 1960’s and 70’s.

In the early 1980’s, Better Resources Ltd. (now Bluerock Resources Ltd.) acquired the Mt. Washington Mine property and staked additional ground covering the Oyster Breccia. Better Resources completed additional geophysics, soil geochemistry, mapping and diamond drilling during the 1980’s. Geological, geochemical and geophysical surveys on the Oyster Breccia were followed by an eight-hole diamond drill program that returned mixed results. Prospecting off the survey grid located several gold and copper bearing deposits in areas that now comprise the Oyster Gold Property. No follow-up to these discoveries has been recorded.

Past exploration on the Oyster Gold property has focused on a mineralized breccia pipe approximately 350 metres in diameter and at least 542 metres in depth. The Oyster Gold property covers the eastern part of the breccia, and high-grade epithermal-style gold mineralization found within fracture systems peripheral to the breccia. In 1975, Esso Resources Ltd. drilled a diamond drill hole in the central breccia. In 1988, this drill hole was deepened to 542 metres by Better Resources Ltd. Drilling encountered a silicified quartzite breccia, which contained generally low-grade metal values.

Better Resources Ltd. drilled eight holes in 1987, to explore the structurally hosted gold zones along Pyrrhotite Creek. Soil geochemistry and magnetometer survey grids partially overlapped the Oyster Gold Property. The surveys showed high gold in soil geochemistry (up to 840 ppb) in several unexplored areas around the breccia pipe. Magnetometer anomalies generally followed the mapped edge of the pipe. Prospecting on other parts of the property not covered by the survey grid, located several vein-like structures and breccias (McKay Breccia) hosting gold and copper mineralization. No follow-up surveys have been recorded since 1988.

A proposed initial exploration program is designed to locate and examine all known showings and to discover new mineralized zones, by carrying out geological mapping, rock sampling and prospecting. Following compilation of the initial results, it is recommended that soil geochemical and magnetometer grids be extended to cover parts of the Oyster Gold Property. Diamond drill targets can then be selected to test the most promising mineralized zones at depth.

Proposed Program of Exploration

A property report prepared by Greg Thomson, B.Sc., P. Geo, for Laird Exploration Ltd. suggests that the Oyster property has the potential to host gold bearing mineralized systems. Our plan is to conduct mineral exploration activities on the Oyster property in order to determine whether these claims have any potential for gold and other mineralization.

A program comprising initial geological mapping, sampling and prospecting is recommended, followed by additional soil geochemistry, geophysical surveys, and diamond drilling on the defined targets. Additional fieldwork is necessary in order to prioritize drill targets and to discover new mineral deposits. The following development program is designed to test the property for potentially mineable gold and copper deposits using locally proven geological concepts and exploration techniques.

Phase 1

Reconnaissance geological mapping, prospecting and rock sampling

Phase 2

Detailed geological mapping and rock sampling, grid construction, soil geochemical survey, magnetometer survey, establish drill targets

Phase 3

1000 meters of diamond drilling including geological supervision, assays, report and other ancillary costs

Cost Estimates of Exploration Programs

The anticipated costs of this development are presented in three results-contingent stages.

Phase 1

Reconnaissance geological mapping, prospecting and rock sampling	$25,000.00

Phase 2

Detailed geological mapping and rock sampling, grid construction, soil geochemical survey, magnetometer survey, establish drill targets	$75,000.00

Phase 3

1000 metres of diamond drilling including geological supervision,assays, report and other ancillary costs	$150,000.00

Total	$250,000.00

Compliance With Government Regulation

We will be required to conduct all mineral exploration activities in accordance with provincial and federal government regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters.  Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations.

We have had no material costs related to compliance and/or permits in recent years, and anticipate no material costs in the next year. We will not be required to obtain a permit in order to conduct our proposed exploration program.

Employees

As of December 31, 2006, we had no employees. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our business and in our efforts to diversify our business, we would anticipate hiring additional employees/contractors in the next year to handle anticipated growth.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this Annual Report entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to our company or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks related to Our financial results

WE HAVE INCURRED LOSSES SINCE INCEPTION, HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

As of December 31, 2006, we have incurred a total comprehensive loss of $10,502 and have no revenues to date. There is no assurance, we will be able to derive revenues from our exploration of our mineral claims, successfully achieve positive cashflow or that our mineral exploration business will be successful. Furthermore, in light of our losses, we will need to generate revenues in order to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

Management believes that long-term profitability and growth will depend on our ability to:

ཉ	attract and retain our management and hire and retain qualified employees;

ཉ	successfully engage in mineral exploration activities;

ཉ	commercially exploit the mineral deposits or reserves located on the Property;

ཉ	identify and commercially exploit gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale

ཉ	integrate, if at all, our alternative fuel operations;

ཉ	successfully implement the 3 Phases of our Business outlined in subsection titled “Proposed Program of Exploration;” and

ཉ	Maintain sufficient volume of inflow of advertising clients.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND THE EXPLORATION AND FINDING OF COMMERCIALLY EXPLOITABLE MINERAL DEPOSITS OR RESERVES, OUR AUDITORS BELIEVE THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated April 17, 2007, our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. However, we have incurred a net loss of $10,502 for the period from April 7, 2006 (inception) to December 31, 2006 and have no revenues to date. Our future is dependent upon future profitable operations from exploration of commercially exploitable mineral deposits or reserves. We have $36,588 of cash in hand as of December 31, 2006. The exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next twelve months in an approximate amount of $150,000.

We expect to continue to experience net losses. Our ability to continue as a going concern is subject to our ability to successfully explore for commercially exploitable mineral deposits or reserves and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern uncertainty modification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If we are not able to continue as a going concern, it is likely our investors will lose their investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan. We currently have no revenues to date. We do not have any definite arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

To date, our sources of cash have been primarily limited to the sale of equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue our products and services. The going concern uncertainty modification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

IF WE DO NOT CONDUCT MINERAL EXPLORATION ON OUR MINERAL CLAIMS AND KEEP THE CLAIMS IN GOOD STANDING, THEN OUR RIGHT TO THE MINERAL CLAIMS WILL LAPSE AND WE WILL LOSE EVERYTHING THAT WE HAVE INVESTED AND EXPENDED TOWARDS THESE CLAIMS.

We must complete mineral exploration work on our mineral claims and keep the claims in good standing. If we do not fulfill our work commitment requirements on our claims or keep the claims in good standing, then our right to the claims will lapse and we will lose all interest that we have in these mineral claims.

Risks Related To Our Business And Our Industry

OUR COMPANY WAS RECENTLY FORMED, AND WE HAVE NOT PROVEN THAT WE CAN GENERATE A PROFIT. IF WE FAIL TO GENERATE REVENUES AND INCOME AND ULTIMATE ACHIEVE PROFITABILITY, AN INVESTMENT IN OUR SECURITIES MAY BE WORTHLESS.

We have no operating history and have not proved that we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception on April 7, 2006 to the end of our fiscal year ended December 31, 2006, we have not earned any revenue. The purchase or ownership of our securities must therefore be regarded as the placing of funds at a high risk in a new or "start-up" venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

WE HAVE NO OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN GROWING OUR GOLD AND OTHER MINERAL EXPLORATION ACTIVITIES.

We have no history of operations. As a result, there can be no assurance that we will be successful in our exploration activities. Our success to date in entering into ventures to acquire interests in exploration blocks is not indicative that we will be successful in entering into any further ventures. Any potential for future growth in our mineral exploration activities will place additional demands on our executive officers, and any increased scope of our operations will present challenges due to our current limited management resources. Our future performance will depend upon our management and their ability to locate and negotiate additional exploration opportunities in which we are solely involved or participate in as a joint venture partner. There can be no assurance that we will be successful in our efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

OUR MANAGEMENT TEAM CONSISTS OF ONE MEMBER, MR. LORNE CHOMOS, OUR SOLE EXECUTIVE OFFICER, AND WE ARE SOLELY GOVERNED BY TWO DIRECTORS, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE.

Lorne Chomos, our sole executive officer and director, make decisions such as the approval of related party transactions, the compensation of executive officers, and the oversight of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. Our director exercise control over matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against the transactions implemented by Mr. Chomos, conflicts of interest and similar matters.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one director. Shareholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

BECAUSE OUR SOLE EXECUTIVE OFFICER, MR. LORNE CHOMOS, CONTROLS OVER 50% OF OUR OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT CORPORATE DECISIONS INFLUENCED BY MR. CHOMOS ARE INCONSISTENT WITH THE BEST INTERESTS OF OTHER STOCKHOLDERS.

Mr. Lorne Chomos, our sole executive officer and a member of our board of directors, controlled over 50% of our issued and outstanding shares of common stock, as of March 31, 2007. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. Chomos is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Chomos may not be, at all times, the same as those of other shareholders. Since Mr. Chomos is not simply a passive investor but is also our sole executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Chomos exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Chomos will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of the Company with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Chomos may also have the effect of delaying, deferring or preventing a change in control of the Company which may be disadvantageous to minority shareholders.

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

We are a small company with no employees as of December 31, 2006. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and hope that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

SINCE MR. LORNE CHOMOS, OUR EXECUTIVE OFFICER AND A MEMBER OF OUR BOARD OF DIRECTORS, IS NOT A RESIDENT OF THE UNITED STATES, IT MAY BE DIFFICULT TO ENFORCE ANY LIABILITIES AGAINST HIM.

Accordingly, if an event occurs that gives rise to any liability, shareholders would likely have difficulty in enforcing such liabilities because Mr. Chomos, our sole executive officer and a member of our board of directors, resides outside the United States. If a shareholder desired to sue, shareholders would have to serve a summons and complaint. Even if personal service is accomplished and a judgment is entered against that person, the shareholder would then have to locate assets of that person, and register the judgment in the foreign jurisdiction where the assets are located.

BECAUSE MR. LORNE CHOMOS, OUR SOLE EXECUTIVE OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

It is possible that the demands on Mr. Lorne Chomos, our sole executive officer and a member of our board of directors, from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, he may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

THE IMPRECISION OF MINERAL DEPOSIT ESTIMATES MAY PROVE ANY RESOURCE CALCULATIONS THAT WE MAKE TO BE UNRELIABLE.

Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves.

WE ARE SENSITIVE TO FLUCTUATIONS IN THE PRICE OF GOLD AND OTHER MINERALS, WHICH IS BEYOND OUR CONTROL. THE PRICE OF GOLD AND OTHER METALS IS VOLATILE AND PRICE CHANGES ARE BEYOND OUR CONTROL.

The prices for gold and other metals fluctuate and are affected by numerous factors beyond our control. Factors that affect the price of gold and other metals include consumer demand, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs of and the viability of our projects.

MINERAL EXPLORATION AND PROSPECTING IS HIGHLY COMPETITIVE AND SPECULATIVE BUSINESS AND WE MAY NOT BE SUCCESSFUL IN SEEKING AVAILABLE OPPORTUNITIES.

The process of mineral exploration and prospecting is a highly competitive and speculative business. In seeking available opportunities, we will compete with a number of other companies, including established, multi-national companies that have more experience and financial and human resources than us. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire new projects. However, while we compete with other exploration companies, there is no competition for the exploration or removal of mineral from our claims.

COMPLIANCE WITH ENVIRONMENTAL CONSIDERATIONS AND PERMITTING COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COSTS OR THE VIABILITY OF OUR PROJECTS. THE HISTORICAL TREND TOWARD STRICTER ENVIRONMENTAL REGULATION MAY CONTINUE, AND, AS SUCH, REPRESENTS AN UNKNOWN FACTOR IN OUR PLANNING PROCESSES.

All mining in Canada is regulated by the government agencies at the Federal and Provincial levels in that country. Compliance with such regulation could have a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs will be related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property, in order to obtain governmental approval to mine on the properties, is also a part of the overall operating costs of a mining company.

The gold and mineral mining business is subject not only to worker health and safety, and environmental risks associated with all mining businesses, but is also subject to additional risks uniquely associated with gold and other minerals mining. Although we believe that our operations will be in compliance, in all material respects, with all relevant permits, licenses and regulations involving worker health and safety, as well as the environment, the historical trend toward stricter environmental regulation may continue. The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project.

MINING AND EXPLORATION ACTIVITIES ARE SUBJECT TO EXTENSIVE REGULATION BY FEDERAL AND PROVINCIAL GOVERNMENTS IN CANADA. FUTURE CHANGES IN GOVERNMENTS, REGULATIONS AND POLICIES, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS FOR A PARTICULAR PERIOD AND OUR LONG-TERM BUSINESS PROSPECTS.

Mining and exploration activities are subject to extensive regulation by Federal and Provincial Governments in Canada. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect our results of operations in a particular period and its long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside of our control.

WE ARE SUBJECT TO COMPLIANCE WITH SECURITIES LAW, WHICH EXPOSES US TO POTENTIAL LIABILITIES, INCLUDING POTENTIAL RESCISSION RIGHTS .

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. While we believe that such exemptions were applicable to offers and sales of our common stock, we have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies

Risks Related to this Offering and Our Common Stock

WE MAY NEED ADDITIONAL CAPITAL THAT COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

THERE IS NO MARKET FOR OUR COMMON STOCK, WHICH LIMITS OUR SHAREHOLDERS' ABILITY TO RESELL THEIR SHARES OR PLEDGE THEM AS COLLATERAL.

As of the date of this Annual Report, our Common Stock has not been approved for listing, or commended trading, on Over-The-Counter Bulletin Board (the “OTCBB”), any quotation service, national exchange or any other exchange. In November of 2006, we filed a Form 211 application with the NASD to obtain its approval for the listing of our Common Stock on the OTCBB; however, we cannot guarantee that we will be successful in our efforts to successfully list our Common Stock on OTCBB. Thus, currently there is no public market for our shares, and we cannot assure you that a market for our stock will develop. Consequently, investors may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, investors may not be able to resell their shares at or above the price they paid for them or may not be able to sell the shares at all.

THE SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

If we ever achieve a listing of our Common Stock, sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In the event we successfully acquire the remaining share capital of Flex Fuels, stockholders who have been issued shares in this Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

IF WE EVER ACHIEVE A LISTING OF OUR COMMON STOCK, OUR SHARES MAY QUALIFY AS PENNY STOCK AND. AS SUCH, WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

The Company’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Executive Offices

Our principal executive offices are located at: 609 - 475 Howe Street Vancouver, B.C. V6C 2B3, and our telephone number is (604) 682-1643.

Oyster Gold Property

For a description of Oyster Gold Property and our mineral properties, see Item 1 “Description of Business.”

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. However, from time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, our management does not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

As of the date of this Annual Report, our Common Stock has not been approved for listing, or commended trading, on Over-The-Counter Bulletin Board (the “OTCBB”), any quotation service, national exchange or any other exchange. We plan to file a Form 211 application with the NASD to obtain its approval for the listing of our Common Stock on the OTCBB; however, we cannot guarantee that we will be successful in our efforts to successfully list our Common Stock on OTCBB.

Holders

As of March 31, 2006 there were 186 stockholders record of our common stock.

Dividends

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate future earnings, if any, to be retained for use in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders.

Sales of Unregistered Securities

Information regarding our sales of our unregistered securities for the period from inception to fiscal year ended December 31, 2006, has been previously furnished in our Registration Statement on Form SB-1.

All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and/or Section 4(2) of the Securities Act or pursuant to Regulation S promulgated under the Securities Act. For offerings and sales deemed to be exempt from registration under either rule 506 of Regulation D and/or Section 4(2) of the Securities Act, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

For offerings and sales deemed to be exempt from registration pursuant to Regulation S promulgated under the Securities Act, the offers and sales to the purchasers were made in offshore transactions. None of the purchasers were a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

As of December 31, 2006, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of December 31, 2006.

Plan Category(1)	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	N/A	N/A	N/A
Equity Compensation plans not approved by stockholders	N/A	N/A	N/A
Total	N/A	N/A	N/A

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Some of the information contained in this Annual Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management;
2. Our ability to successfully engage in mineral exploration activities;
3. The intensity of competition;
4. Fluctuations in the price of gold and other minerals;
5. Regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
6. General economic conditions.

Overview

We are a developmental stage company engaged in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. We have staked one mineral claim containing 10 cell claim units totaling 2.5 square kilometers. Throughout this Annual Report, we refer to these mining claims as the “Oyster Gold Mine Property” or “Oyster Gold Property”. We purchased the Oyster Gold Property in February of 2006. The Oyster Gold Property is located approximately 22 km northwest of Courtney on Vancouver Island, BC. The property is situated on the northern flank of Mount Washington, adjacent to the Mt. Washington Mine. The property is accessed by a series of well maintained paved and gravel logging and mining roads. Seasonal accommodation is available at the nearby Mt. Washington Ski Resort. Year-round accommodations are available in Courtney.

We have not earned any revenues to date. We plan to earn revenues from sales of any discovered gold, minerals, mineral deposits and reserves. We do not anticipate earning revenues until such time as we commercially exploitable the mineral deposits or reserves located on the property, if any. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan.

In addition to our management’s approach of gaining greater access to capital markets, subject to the availability of resources and personnel and existence of proven and probable gold and mineral reserves, we are currently continuing to and intend to proceed in the future with (1) our business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale, (2) mining and development of the Oyster Gold Property, and (3) the 3 Phases of our Business outlined in subsection titled “Proposed Program of Exploration.”

The following discussion of our financial condition and plan of operations should be read in conjunction with our financial statements and the notes to those statements included in this Annual Report starting on Page F-1. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this prospectus.

Plan Of Operations

Subject to the availability of resources and personnel, our business plan for the next twelve months is to proceed with (i) the exploration of the Oyster Gold Prospect to determine whether there is any potential for gold on our mineral claim, (ii) our business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, (iii) the our 3 Phases of our Business plan outlined in subsection titled “Proposed Program of Exploration,” and (iv) diversification of our business, if any, including pursuant to the terms of the Acquisition Agreement, to the extent feasible and appropriate. Currently, we have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately $25,000, $75,000 and $150,000.00 respectively. We had cash on hand in the amount of $36,588 in as of December 31, 2006, which was entirely acquired by us late in the fourth quarter of our fiscal year ended December 31, 2006. The lack of cash during our fiscal year ended December 31, 2006, has kept us from conducting any exploration work on the Oyster Gold Property or to otherwise acquire and explore other gold and mineral properties.

We plan to commence Phase 1 of the exploration in 2007. Phase 2 and Phase 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

•	$1000.00 to be paid to the Provincial government to keep the claim valid;
•	$25,000.00 in connection with the completion of Phase 1 of our recommended geological work program;
•	$75,000.00 in connection with the completion of Phase 2 of our recommended geological work program;
•	$150,000.00 in connection with the completion of Phase 3 of our recommended geological work program; and
•
$20,000.00 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

If we decide not to proceed with the exploration of our mineral claim due to our determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

Results Of Operations

The accompanying financial statements show that we have incurred a net loss of $10,505 for the period from April 7, 2006 (inception) to December 31, 2006 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity And Capital Resources

At December 31, 2006, our cash was $36,588 and we had an accounts payable of $5,502. Since our inception on April 7, 2006, to the end of our fiscal year ended December 31, 2006, we have incurred a loss of $10,502. We attribute our net loss to having no revenues to offset our operating expenses and professional fees incurred as part of our efforts to become a reporting and a publicly trading company. At December 31, 2006, we had an accumulated deficit of $10,502.

From our inception on April 7, 2006 to the end of the period December 31, 2006, net cash provided by financing activities was $41,588 which was derived from the issuance and sales of our common stock and a shareholders loan. For the period ended December 31, 2006, net cash used in the purchase of the Oyster Gold Mine Property was $5,000.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, while we believe that recent financing will provide us sufficient cash and cash equivalents to execute our Phase I operations, unless we are successful in achieving Completion of the Acquisition Agreement, we do not anticipate having sufficient cash and cash equivalents amounts to execute our operations subsequent to this period. Thus, we may need to obtain additional financing to operate our business for the next twelve months. We hope to raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note #2 of our Financial Statements filed herewith.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal year ended December 31, 2006 been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with Generally Accepted Accounting Principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our sole executive officer serving dual capacities as our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our sole executive officer serving dual capacities as our Chief Executive Officer and Chief Financial Officer, also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended December 31, 2006.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding our directors and executive officers as of December 31, 2006:

Name	Age	Position	Director Since

Lorne Chomos (1)	47	Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director	March 2006

(1) Mr. Chomos was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and director from the date of inception of our company, April 7, 2006.

The term of office of each director of the Company ends at the next annual meeting of the Company’s stockholders or when such director’s successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company’s bylaws or has been fixed by the Board of Directors.

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

Lorne Chomos. Lorne Chomos was a partner in the Woodrich Management Group Inc., from 1999 to 2003. The Woodrich Management Group specializes in the business of acquiring and developing waterfront properties. From 2000 to 2004, Mr. Chomos was President of SafetySmart Emergency Services, a company that assists major corporations in risk mitigation, and preparing for, and recovering from, major disasters. From 2004 until the present, July 12, 2006, Mr. Chomos has worked with the Nuport Group, where he currently holds the position of President. At the Nuport Group, Mr. Chomos is responsible for finance, resource development, and strategic planning

Board Committees

At this time the board has no committees, including audit, nominating or compensation committee, but we intend to create such committees sometime in the second calendar quarter of 2007.

Code of Ethics

As of the date of this Annual Report, we have not adopted a Code of Ethics (the “Code of Ethics”) applicable to our principal executive, financial and accounting officer or persons performing similar functions.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers and directors of our company whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for the period from April 7, 2006 (date of inception) to the end of our fiscal year ended December 31, 2006.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($)	Non-Equity Incentive Plan Compens- ation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Lorne Chomos Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director (2)	2006	--	--	--	--	--	--	--	--

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and stated stock award amounts, none of the named executive received any other compensation, perquisites, personal benefits in excess of $10,000.

(2) Mr. Chomos was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and Director from the date of inception of our company, April 7, 2006.

In addition, we do not have either (i) a plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans, nor (ii) any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to any of our named executive officers at, following, or in connection with the resignation, retirement or other termination of any of our named executive officers, or in connection with the change in control of our company or a change in any of our named executive officers’ responsibilities following a change in control, with respect to each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect concerning unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of the end of our fiscal year ended December 31, 2006 and grants of options to purchase our common stock under our equity compensation plans, if any, to the named executive officers during the fiscal year ended December 31, 2006. As of December 31, 2006, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lorne Chomos	---	---	—	---	—	—	—	—	—

Employment Agreements

None:

Director Compensation

The following table sets forth with respect to each of our directors, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (3)	Total ($) (h)
Lorne Chomos (1)	—	—	—	—	—	—	—

(1) Mr. Chomos was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and director from the date of inception of our company, April 7, 2006.

Directors that are non-officers of our company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o Blackmont Resources Inc., 609 - 475 Howe Street Vancouver, B.C. V6C 2B3 Tel: 604-682-1643.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)	Percentage of Class
Lorne Chomos	Common Stock	Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director	5,000,000	100%

As of December 31, 2006, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of December 31, 2006.

Equity Compensation Table

Plan Category(1)	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	N/A	N/A	N/A
Equity Compensation plans not approved by stockholders	N/A	N/A	N/A
Total	N/A	N/A	N/A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions with Related Persons, Promoters and Certain Control Persons

During the year ended December 31, 2006, there have not been any transactions or proposed transactions to which we were or is are to be a party, in which our officers, directors or nominees had or are to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

In the event we enter into any transaction with persons related to us, our board of directors will evaluate the terms of all of the such transactions to ensure that such are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Parents

Not applicable

Promoter and Certain Control Persons

Not applicable.

ITEM 13. EXHIBITS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

Exhibit Number	Description
3(i)	Articles of Incorporation of the Company dated April 7, 2006. (1)

3(ii)	By-laws of the Company. (1)

10.1	Asset Purchase Agreement dated February 15, 2006, entered into by and between James Laird and the Company (1)

31.1	Certification by Chief Executive Officer and acting Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1
Certification by Chief Executive Officer acting Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

* Filed herewith.
(1) Incorporated by reference to the Company’s Registration Statement filed with the SEC on Form SB-1 on July 20, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to our company by our principal accountants for professional services rendered in connection with the fiscal year ended December 31, 2006.

December 31, 2006
Fee Type

Audit fees	$	[3000]
Audit related fees		[_____]
Registration statement fees		[1747]
Tax fees		[_____]
All other fees		[_____]

Total fees	$	[4747]

Audit fees consist of billings for professional services rendered for the audit of our company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our company’s consolidated financial statements, which are not reported under "Audit Fees."

Registration statement fees consist of fees billed to review the Form SB-1 registration statement filed by the Company during 2006. The Company filed its Form SB-1 on July 20, 2006.

Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

All other fees consist of fees for products and services other than the services reported above.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2006, were approved by our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKMONT RESOURCES INC.

Date: April 24, 2007	By:	/s/ Lorne Chomos
Lorne Chomos
Chief Executive Officer, President, acting Chief Financial Officer and acting Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lorne Chomos	Chief Executive Officer, President,	April 24, 2007
Lorne Chomos	acting Chief Financial Officer, acting Principal
Accounting Officer and Director

BLACKMONT RESOURCES INC.

Report Of Independent Registered Public Accounting Firm

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blackmont Resources Inc ( A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Blackmont Resources Inc ( A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows through December 31, 2006 and the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackmont Resources Inc ( A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows through December 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net (loss) of ($10,502) for the period from April 7, 2006 (inception) to December 31, 2006 and has not generated any revenues. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates Chartered
Las Vegas, Nevada
April 17, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

BLACKMONT RESOURCES INC.
(An exploration stage company)
Balance Sheet

As of
December 31, 2006

ASSETS
Current Assets
Cash and Equivalents	36,588
Total Current Assets	36,588

Fixed Asstes
Total Fixed Assets	0

Total Assets	36,588

LIABILITIES
Accounts Payable	5,502
Total Current Liabilities	5,502

Long term Liabilities	36,588

Total Liabilities	42,090

EQUITY
75,000,00 Common Shares Authorized, 5,000,000 Shares Issued at Founders, @ $0.001 Per Share	5,000
Retained Earnings (Loss)	(10,502)
Total Stockholders Equity	(5,502)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	36,588

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.

(An exploration stage company)
Income Statement
From Inception ( April 7, 2006) to December 31, 2006

	For the year ended December 31,	From inception (April 7, 2006) to December 31,
	2006	2006
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	5,000	5,000
Accounting & Legal Fees	3,000	3,000
Professional Fees	1,747	1,747
Incorporation	755	755
Total Expenses	10,502	10,502

Net Income (Loss)	(10,502)	(10,502)

Basic & Diluted (Loss) per Share	(0.002)	(0.002)

Weighted Average Number of Shares	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.
STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
From Inception ( April 7, 2006) to December 31, 2006

				Deficit Accumulated During
	Common Stock		Capital	Development	Total
	Shares	Amount	Paid in	Stage	Equity

Shares issued to founders at $0.001 per share	5,000,000	5,000			5,000

Net (Loss) for period				(10,502)	(10,502)
Balance, December 31, 2006	5,000,000	5,000	0	(10,502)	(5,502)

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.
(An exploration stage company)
Statement of Cash Flows
From Inception ( April 7, 2006) to December 31, 2006

	For the year ended December 31,	From inception (April 7, 2006) to December 31,
	2006	2006
Cash Flow From Operating Activities
Net Income (Loss)	(10,502)	(10,502)
Accounts Payable	5,502	5,502
Net Cash from Operating Activities	(5,000)	(5,000)

Net Cash after Operating Activities.	(5,000)	(5,000)

Cash Flow From Investing Activities	0	0
Net Cash from Financing Activities	0	0

Net Cash after Operating and Financial Activities	(5,000)	(5,000)

Cash Flow from Financing Activities
5,000,000 Common Shares Issued at Founders @ $0.001 Per Share	5,000	5,000
Loan from Shareholder	36,588	36,588
Net Cash from Investing Activities	41,588	41,588

Net Cash After Operating, Financial and Investing Activities.	36,588	36,588

Cash at Beginning of Period	0	0
Cash at end of Period	36,588	36,588

The accompanying notes are an integral part of these financial statements.

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

e.  Assets

The Company holds no assets as of December 31, 2006.

As of
December 31, 2006

ASSETS
Current Assets
Cash and Equivalents	-
Total Current Assets	-

Fixed Asstes
Total Fixed Assets	0

Total Assets	0

During the period from inception (April 7, 2006) to December 31, 2006, the Company owned mining claims located in the Oyster Gold property, covering approximately 2.5 square kilometres of mineral title (10 cell units) located on Mount Washington, near Courtenay, BC.

The anticipated costs of development of these claims are presented in three results-contingent stages.

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

Phase 3
1000 metres of diamond drilling including geological supervision, assays, report and other ancillary costs for $100,000, totalling $250,000

f.  Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2006, and has paid expenses for $10,502 from inception to December 31, 2006, $755 representing incorporation costs, $3,000 in accounting fees, $1,745 in professional fees and $5,000 in recognition of an impairment loss for the mineral claims.

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

	For the year ended December 31,	From inception (April 7, 2006) to December 31,
	2006	2006
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	5,000	5,000
Accounting & Legal Fees	3,000	3,000
Professional Fees	1,747	1,747
Incorporation	755	755
Total Expenses	10,502	10,502

Net Income (Loss)	(10,502)	(10,502)

g.  Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the year ended December 31,	From inception (April 7, 2006) to December 31,
	2006	2006

Net Income (Loss)	(10,502)	(10,502)

Basic & Diluted (Loss) per Share	(0.002)	(0.002)

Weighted Average Number of Shares	5,000,000	5,000,000

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

ash and equivalents	$0.00

j.  Liabilities

The company holds current liabilities of $42,090 as of December 31, 2006. Of this $5,502 is accounts payable and $36,588 is a loan from the director of the company.

As of
December 31, 2006

LIABILITIES
Accounts Payable	5,502
Total Current Liabilities	5,502

Long term Liabilities	36,588

Total Liabilities	42,090

k. Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

As of December 31, 2006 the number of issued outstanding common shares was 5,000,000 with a value of $0.001 per share.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($10,502) for the period from April 7, 2006 (inception) to December 31, 2006 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.