Form 10QSB
period 2007-03-31
Blackmont Resources Inc.
filed 2007-05-30
CIK 1369121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

|_|	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period __________ to __________

Commission File Number: 000-51430

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,000,000 Shares of Common Stock, $0.001 par value, outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1. FINANCIAL INFORMATION

BLACKMONT RESOURCES INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
 PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Blackmont Resources Inc

We have reviewed the accompanying balance sheet of Blackmont Resources Inc as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Blackmont Resources Inc

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from any uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
May 25, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

BLACKMONT RESOURCES INC.
(An exploration stage company)
Balance Sheet

	As of	As of
	March 31, 2007	December 31, 2006

ASSETS
Current Assets
Cash and Equivalents	32,350	36,588
Total Current Assets	32,350	36,588

Fixed Assets
Total Fixed Assets	0	0

Total Assets	32,350	36,588

LIABILITIES
Accounts Payable	5,502	5,502
Total Current Liabilities	5,502	5,502

Long term Liabilities	36,588	36,588

Total Liabilities	42,090	42,090

EQUITY
75,000,00 Common Shares Authorized, 5,000,000 Shares Issued at Founders, @ $0.001 Per Share	5,000	5,000
Retained Earnings (Loss)	(14,740)	(10,502)
Total Stockholders Equity	(9,740)	(5,502)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	32,350	36,588

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.
(An exploration stage company)
Income Statement
From Inception ( April 7, 2006) to March 31, 2007
For the three months ending March 31,

	For the year ended December 31,
	2007	2006
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	5,000
Accounting & Legal Fees	0	3,000
Professional Fees	4,238	1,747
Incorporation	0	755
Total Expenses	4,238	10,502

Net Income (Loss)	(4,238)	(10,502)

Basic & Diluted (Loss) per Share	(0.001)	(0.002)

Weighted Average Number of Shares	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.
STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
From Inception ( April 7, 2006) to March 31, 2007

				Deficit
				Accumulated
				During
	Common Stock			Development
	Shares	Amount	Paid in Capital	Stage	Total Equity
Shares issued to founders at $0.001 per share	5,000,000	5,000			5,000

Net (Loss) for period				(10,502)	(10,502)
Balance, December 31, 2006	5,000,000	5,000	0	(10,502)	(5,502)

Net (Loss) for period				(4,238)	(4,238)
Balance, March 31, 2007	5,000,000	5,000	0	(4,238)	(9,740)

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.
(An exploration stage company)
Statement of Cash Flows
From Inception ( April 7, 2006) to March 31, 2007

	For the three months ended March 31,	For the year ended December 31,
	2007	2006
Cash Flow From Operating Activities
Net Income (Loss)	(4,238)	(10,502)
Accounts Payable	-	5,502
Net Cash from Operating Activities	(4,238)	(5,000)

Net Cash after Operating Activities.	(4,238)	(5,000)

Cash Flow From Investing Activities	0	0
Net Cash from Financing Activities	0	0

Net Cash after Operating and Financial Activities	(4,238)	(5,000)

Cash Flow from Financing Activities
5,000,000 Common Shares Issued at Founders @ $0.001 Per Share	-	5,000
Loan from Shareholder	-	36,588
Net Cash from Investing Activities	-	41,588

Net Cash After Operating, Financial and Investing Activities.	(4,238)	36,588

Cash at Beginning of Period	36,588	0
Cash at end of Period	32,350	36,588

The accompanying notes are an integral part of these financial statements.

BLACKMONT RESOURCES INC.
(A Development Stage Company)
Notes to the Financials Statements
March 31, 2007

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

c. Income Taxes

The Company prepares its tax returns on the accrual basis. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The company holds assets of USD $32,350 as of March 31, 2007.

BLACKMONT RESOURCES INC.
(A Development Stage Company)
Notes to the Financials Statements
March 31, 2007

	As of	As of
	March 31, 2007	December 31, 2006

ASSETS
Current Assets
Cash and Equivalents	32,350	36,588
Total Current Assets	32,350	36,588

Fixed Assets
Total Fixed Assets	0	0

Total Assets	32,350	36,588

During the period from inception (April 7, 2006) to March 31, 2007, the Company owned mining claims located in the Oyster Gold property, covering approximately 2.5 square kilometers of mineral title (10 cell units) located on Mount Washington, near Courtenay, BC.

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

Phase 3
1000 meters of diamond drilling including geological supervision, assays, report and other ancillary costs for $100,000, totaling $250,000

f.	Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company had no revenues for the three month period ending March 31, 2007, and has paid expenses for $4,238 from inception to March 31, 2007.

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

	For the three months ending March 31,	For the year ended December 31,
	2007	2006
Revenue	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	5,000
Accounting & Legal Fees	0	3,000
Professional Fees	4,238	1,747
Incorporation	0	755
Total Expenses	4,238	10,502

Net Income (Loss)	(4,238)	(10,502)

\
BLACKMONT RESOURCES INC.
(A Development Stage Company)
Notes to the Financials Statements
March 31, 2007

g.	Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the three months ended March 31,	For the year ended December 31,
	2007	2006
Net Income (Loss)	(4,238)	(10,502)

Basic & Diluted (Loss) per Share	(0.001)	(0.002)

Weighted Average Number of Shares	5,000,000	5,000,000

BLACKMONT RESOURCES INC.
(A Development Stage Company)
Notes to the Financials Statements
March 31, 2007

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

Cash and equivalents $32,350

j.	Liabilities

The company holds current liabilities of $42,090 as of March 31, 2007. Of this $5,502 is accounts payable and $36,588 is a loan from the director of the company.

	As of	As of
	March 31, 2007	December 31, 2006
LIABILITIES
Accounts Payable	5,502	5,502
Total Current Liabilities	5,502	5,502

Long term Liabilities	36,588	36,588

Total Liabilities	42,090	42,090

k. Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

As of March 31, 2007 the number of issued outstanding common shares was 5,000,000 with a par value of $0.001 per share.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($4,238) for the three month period ending March 31, 2007 and has not generated any revenues to date. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations for the period ended March 31, 2007.

The accompanying financial statements show that the Company has incurred a net loss of $14,740 for the period from April 7, 2006 (inception) to March 31, 2007 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Financial Condition.

Net cash used in operating activities was $4,238 for the period ended March 31, 2007.

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

Registration Statement.

In June of 2006, we filed a 10-SB with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b-2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act.

Holders of Our Common Stock.

As of March 31st, 2007, we had 226 registered stockholder(s) holding 5,000,000 shares of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

a) In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending March 31st, 2007.

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

(1) Filed with the SEC as an exhibit to our Form 10-SB Registration Statement originally filed on June 22, 2006.

Reports on Form 8-K.

No 8K forms have been filed to date.

Signatures.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 25, 2007

SIGNATURE	TITLE	DATE

By: /s/ LORNE CHOMOS Lorne Chomos	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)	May 25, 2007